Form 10-Q
period 1997-03-31
SJG CAPITAL TRUST
filed 1997-05-13
CIK 1036638

Page 1 of 26


              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 or 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1997

Commission File Number 1-12899

                    SOUTH JERSEY GAS COMPANY
-----------------------------------------------------------------
(Exact name of registrant as specified in its charter)

       New Jersey                                 22-0398330
-----------------------------------------------------------------
(State or other jurisdiction of              (I.R.S. Employer's
 incorporation of organization)             Identification No.)

  Number One South Jersey Plaza, Route 54, Folsom, NJ    08037
-----------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

                          (609) 561-9000
-----------------------------------------------------------------
(Registrant's telephone number, including area code)


-----------------------------------------------------------------
Former name, former address, and former fiscal year, if changed since last report


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                     Yes   X      No
                         -----       -----

As of May 13, 1997, there were 2,339,139 shares of the registrant's common stock outstanding. All common shares are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.


                     Exhibit Index on page 26

                 PART I  -  FINANCIAL INFORMATION


Item 1.  Financial Statements  --  See Pages 3 through 6



                           SOUTH JERSEY GAS COMPANY
                    STATEMENTS OF INCOME AND RETAINED EARNINGS
----------------------------------------------------------------------------------------
                      (In Thousands Except for Share Data)
                                                                 Three Months Ended
                                                                       March 31,
                                                             ---------------------------
                                                               1997           1996
----------------------------------------------------------------------------------------
OPERATING REVENUES:
   Utility . . . . . . . . . . . . . . . . . . . . . . . .   $   120,078    $   139,514
   Other . . . . . . . . . . . . . . . . . . . . . . . . .           521            692
                                                             ------------   ------------
      Total Operating Revenues . . . . . . . . . . . . . .       120,599        140,206
                                                             ------------   ------------
OPERATING EXPENSES:
   Gas Purchased for Resale. . . . . . . . . . . . . . . .        63,882         79,616
   Operation - Utility . . . . . . . . . . . . . . . . . .         9,380          9,103
             - Other . . . . . . . . . . . . . . . . . . .           435            524
   Maintenance . . . . . . . . . . . . . . . . . . . . . .         1,467          1,254
   Depreciation. . . . . . . . . . . . . . . . . . . . . .         3,885          3,626
   Federal Income Taxes. . . . . . . . . . . . . . . . . .         7,678          8,722
   Deferred and Non-current Federal Income Taxes . . . . .           847            591
   Investment Tax Credit Deferred - Net. . . . . . . . . .           (99)           (98)
   Gross Receipts and Franchise Taxes. . . . . . . . . . .        12,381         14,473
   Other Taxes . . . . . . . . . . . . . . . . . . . . . .           751            751
                                                             ------------   ------------
      Total Operating Expenses . . . . . . . . . . . . . .       100,607        118,562
                                                             ------------   ------------
OPERATING INCOME . . . . . . . . . . . . . . . . . . . . .        19,992         21,644

INTEREST CHARGES . . . . . . . . . . . . . . . . . . . . .         4,825          4,722
                                                             ------------   ------------
Income Before Preferred Stock Dividend Requirements. . . .        15,167         16,922
Preferred Stock Dividend Requirements. . . . . . . . . . .            43             44
                                                             ------------   ------------
Net Income Applicable to Common Stock. . . . . . . . . . .        15,124         16,878
RETAINED EARNINGS AT BEGINNING OF PERIOD . . . . . . . . .        51,522         47,364
                                                             ------------   ------------
      TOTAL. . . . . . . . . . . . . . . . . . . . . . . .        66,646         64,242
COMMON STOCK DIVIDENDS DECLARED. . . . . . . . . . . . . .         3,825          3,750
                                                             ------------   ------------
RETAINED EARNINGS AT END OF PERIOD . . . . . . . . . . . .   $    62,821    $    60,492
                                                             ============   ============
AVERAGE SHARES OF COMMON STOCK OUTSTANDING . . . . . . . .     2,339,139      2,339,139

EARNINGS PER COMMON SHARE. . . . . . . . . . . . . . . . .   $      6.47    $      7.22
                                                             ============   ============
DIVIDENDS PAID PER COMMON SHARE. . . . . . . . . . . . . .   $     1.635    $     1.603
                                                             ============   ============



The accompanying notes to the financial statements are an integral part of these statements.






                           SOUTH JERSEY GAS COMPANY
                                 BALANCE SHEET
--------------------------------------------------------------------------------------------
                                (In Thousands)
                                                                  March 31,     December 31,
                                                            --------------------------------
                                                              1997        1996       1996
                                                            ---------- ---------- ----------
ASSETS

PROPERTY, PLANT AND EQUIPMENT:
   Utility Plant, at original cost . . . . . . . . . . . .  $ 587,273  $ 547,001  $ 577,304
      Accumulated Depreciation . . . . . . . . . . . . . .   (160,755)  (148,727)  (157,682)
   Gas Plant Acquisition Adjustment - Net. . . . . . . . .      1,982      2,056      2,000
                                                            ---------- ---------- ----------
          Property, Plant and Equipment - Net. . . . . . .    428,500    400,330    421,622
                                                            ---------- ---------- ----------
CURRENT ASSETS:
   Cash & Cash Equivalents . . . . . . . . . . . . . . . .      7,700      2,850      7,469
   Accounts Receivable:
      Customers. . . . . . . . . . . . . . . . . . . . . .     47,392     57,331     28,733
      Unbilled Revenues. . . . . . . . . . . . . . . . . .     13,052     15,049     17,855
      Merchandise. . . . . . . . . . . . . . . . . . . . .      2,250      2,229      2,260
      Other. . . . . . . . . . . . . . . . . . . . . . . .      1,102      4,067        508
      Provision for Uncollectibles . . . . . . . . . . . .     (1,032)      (737)    (1,032)
   Natural Gas in Storage, average cost. . . . . . . . . .      6,403      2,094     22,638
   Materials and Supplies, average cost. . . . . . . . . .      4,056      3,731      4,055
   Prepaid Gross Recpts and Franchise Taxes. . . . . . . .          0          0      1,602
   Prepayments and Other . . . . . . . . . . . . . . . . .      1,303      1,274      1,562
                                                            ---------- ---------- ----------
          Total Current Assets . . . . . . . . . . . . . .     82,226     87,888     85,650
                                                            ---------- ---------- ----------
ACCOUNTS RECEIVABLE - Merchandise. . . . . . . . . . . . .      1,804      2,597      1,999
                                                            ---------- ---------- ----------
DEFERRED DEBITS:
   Environmental Remediation Costs:
     Expended - Net. . . . . . . . . . . . . . . . . . . .     15,864     12,062     15,566
     Liability for Future Expenditures . . . . . . . . . .     41,700     21,830     41,700
   Gross Receipts and Franchise Taxes. . . . . . . . . . .      4,361      4,768      4,468
   Income Taxes - Flowthrough Depreciation . . . . . . . .     14,732     15,710     14,977
   Deferred Postretirement Benefit Costs . . . . . . . . .      5,354      4,848      5,153
   Deferred Fuel Costs . . . . . . . . . . . . . . . . . .          0          0        404
   Other . . . . . . . . . . . . . . . . . . . . . . . . .      7,476      8,311      8,387
                                                            ---------- ---------- ----------
          Total Deferred Debits. . . . . . . . . . . . . .     89,487     67,529     90,655
                                                            ---------- ---------- ----------
               TOTAL . . . . . . . . . . . . . . . . . . .  $ 602,017  $ 558,344  $ 599,926
                                                            ========== ========== ==========


The accompanying notes to the financial statements are an integral part of these statements.



                           SOUTH JERSEY GAS COMPANY
                                 BALANCE SHEET
--------------------------------------------------------------------------------------------
                      (In Thousands Except for Share Data)
                                                                   March 31,    December 31,
                                                            --------------------------------
                                                               1997       1996       1996
--------------------------------------------------------------------------------- ----------
SHAREHOLDER'S EQUITY AND LIABILITIES
------------------------------------
COMMON EQUITY:
   Common Stock, Par Value $2.50 a share:
      Authorized - 4,000,000 shares
      Outstanding - 2,339,139 shares . . . . . . . . . . .  $   5,848  $   5,848  $   5,848
   Other Paid-In Capital and Premium on
      Common Stock . . . . . . . . . . . . . . . . . . . .    102,817     77,194     77,194
   Retained Earnings . . . . . . . . . . . . . . . . . . .     62,821     60,492     51,522
                                                            ---------- ---------- ----------
          Total Common Equity. . . . . . . . . . . . . . .    171,486    143,534    134,564
                                                            ---------- ---------- ----------
REDEEMABLE CUMULATIVE PREFERRED STOCK:
   Par Value $100 a share,
   Authorized 48,204 and 49,104 shares, respectively
   Outstanding:
      Series A, 4.70% -  3,900 and  4,800 shares . . . . .        390        480        390
      Series B, 8.00% - 19,242 shares. . . . . . . . . . .      1,924      1,924      1,924
                                                            ---------- ---------- ----------
          Total Preferred Stock. . . . . . . . . . . . . .      2,314      2,404      2,314
                                                            ---------- ---------- ----------
LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . . . .    182,548    154,596    149,736
                                                            ---------- ---------- ----------
CURRENT LIABILITIES:
   Notes Payable to Banks. . . . . . . . . . . . . . . . .     37,200     64,600    108,300
   Current Maturities of Long-Term Debt. . . . . . . . . .      6,603      6,553      6,603
   Accounts Payable. . . . . . . . . . . . . . . . . . . .     28,494     36,191     48,347
   Customer Deposits . . . . . . . . . . . . . . . . . . .      5,932      5,684      6,050
   Gross Recpts and Franchise Taxes Accrued. . . . . . . .     10,475     10,474          0
   Environmental Remediation Costs . . . . . . . . . . . .      9,377      6,888      9,377
   Interest and Other Accrued Current Liabilities. . . . .     11,390     13,486      2,161
                                                            ---------- ---------- ----------
          Total Current Liabilities. . . . . . . . . . . .    109,471    143,876    180,838
                                                            ---------- ---------- ----------
DEFERRED CREDITS AND OTHER NON-CURRENT LIABILITIES:
   Deferred Income Taxes - Net . . . . . . . . . . . . . .     78,967     68,406     78,415
   Investment Tax Credits. . . . . . . . . . . . . . . . .      5,926      6,319      6,025
   Deferred Revenues . . . . . . . . . . . . . . . . . . .      3,391      9,119          0
   Pension and Other Postretirement Benefits . . . . . . .      9,844      8,617      9,551
   Environmental Remediation Costs . . . . . . . . . . . .     32,323     14,942     32,323
   Other . . . . . . . . . . . . . . . . . . . . . . . . .      5,747      6,531      6,160
                                                            ---------- ---------- ----------
          Total Deferred Credits
            and Other Non-Current Liabilities. . . . . . .    136,198    113,934    132,474
                                                            ---------- ---------- ----------
COMMITMENTS AND CONTINGENCIES

               TOTAL . . . . . . . . . . . . . . . . . . .  $ 602,017  $ 558,344  $ 599,926
                                                            ========== ========== ==========
The accompanying notes to the financial statements are an integral part of these statements.




                              SOUTH JERSEY GAS COMPANY
                              STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------
                                   (In Thousands)

                                                                Three Months Ended
                                                                     March 31,
                                                              ----------------------
                                                               1997         1996
------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income Applicable to Common Stock. . . . . . . . . . . .  $ 15,124     $ 16,878

Adjustments to Reconcile Net Income to Cash Flows
 Provided by Operating Activities:
  Depreciation and Amortization. . . . . . . . . . . . . . .     4,356        4,346
  Provision for Losses on Accounts Receivable. . . . . . . .       190          132
  Revenues and Fuel Costs Deferred - Net . . . . . . . . . .     3,795        1,804
  Deferred and Non-Current Federal Income Taxes
   and Credits - Net . . . . . . . . . . . . . . . . . . . .       748          493
  Environmental Remediation Costs - Net. . . . . . . . . . .      (298)        (289)
  Changes in:
    Accounts Receivable. . . . . . . . . . . . . . . . . . .   (14,630)     (25,192)
    Inventories. . . . . . . . . . . . . . . . . . . . . . .    16,234       12,780
    Prepayments and Other Current Assets . . . . . . . . . .       259          738
    Accounts Payable and Other Accrued Liabilities . . . . .   (10,742)       4,788
    Gross Receipts and Franchise Taxes Accrued . . . . . . .    12,077       14,123
  Other - Net. . . . . . . . . . . . . . . . . . . . . . . .       845          304
                                                              ---------    ---------
Net Cash Provided by Operating Activities. . . . . . . . . .    27,958       30,905
                                                              ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures, Cost of Removal & Salvage. . . . . . .   (11,237)      (7,352)
                                                              ---------    ---------
Net Cash Used in Investing Activities. . . . . . . . . . . .   (11,237)      (7,352)
                                                              ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Repayments of Lines of Credit. . . . . . . . . . . . . .   (71,100)     (11,700)
Principal Repayments of Long-Term Debt . . . . . . . . . . .    (2,188)      (7,446)
Dividends of Common Stock. . . . . . . . . . . . . . . . . .    (3,825)      (3,750)
Proceeds from Sale of Bonds. . . . . . . . . . . . . . . . .    35,000            0
Additional Investment by Shareholder . . . . . . . . . . . .    25,623            0
                                                              ---------    ---------
Net Cash Used in Financing Activities. . . . . . . . . . . .   (16,490)     (22,896)
                                                              ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . .       231          657
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD . . . . . .     7,469        2,193
                                                              ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . . . . .  $  7,700     $  2,850
                                                              =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest (Net of Amounts Applicable to LGAC
     Overcollections and Amounts Capitalized). . . . . . . .  $  5,545     $  5,420
    Income Taxes (Net of Refunds). . . . . . . . . . . . . .  $   (751)    $      0

The accompanying notes to the financial statements are an integral part of these statements.
                                          - 6 -

                     SOUTH JERSEY GAS COMPANY

                   NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          The Entity - These financial statements present the accounts of South Jersey Gas Company (the Company or SJG).
     South Jersey Industries, Inc. (Industries) owns all of the outstanding common stock of SJG. Certain reclassifications have been made of previously reported amounts to conform with classifications used in the current year. In the opinion of management, the financial statements reflect all adjustments (which include only normal recurring adjustments and the adjustments described below) necessary for a fair presentation of the financial position and operating results of the Company at the dates and for the periods presented. The business of the Company is subject to seasonal fluctuations and, accordingly, this interim financial information should not be considered a basis for estimating the results of operations for the full year.

          Estimates and Assumptions - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related disclosures. Therefore, actual results could differ from those estimates.

          New Accounting Pronouncement - In February 1997, the Financial Accounting Standards Board issued FASB No. 128, "Earnings per Share", which is effective for financial statements for periods ending after December 15, 1997. FASB No. 128 supersedes previous reporting requirements on Earnings per Share (EPS) and replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with a complex capital structure. The adoption of FASB No. 128 will have no impact on the EPS of the Company.

2.   RECENT REGULATORY ACTIONS:

          On January 27, 1997, the New Jersey Board of Public Utilities (BPU) granted SJG a rate increase of $6.0 million based on a 9.62% rate of return on rate base, which included an 11.25% return on equity. Revenue requirements for ratemaking purposes are established on the basis of firm and interruptible sales projections. The majority of this increase will come from residential and small commercial customers. As part of this rate increase, SJG is allowed to retain the first $5.0 million of pre-tax margins generated by interruptible and off-system sales and transportation and 20% of pre-tax margins above that level.
     In 1997 and 1998, this $5.0 million threshold will be increased by the annual revenue requirement associated with specified major construction projects.

                     SOUTH JERSEY GAS COMPANY

                   NOTES TO FINANCIAL STATEMENTS
                            (Continued)


2.   RECENT REGULATORY ACTIONS:  (Continued)

          These sharing formula improvements are expected to result in additional rate relief of approximately $1.4 million in 1997 and $1.8 million in 1998. In May 1997, SJG filed to recover additional post-retirement benefit costs of approximately $1.2 million annually. This recovery is expected to begin in 1998. In addition, part of the increase will be recovered from customers through new service fees which charge specific customers for costs which they cause SJG to incur.

          In addition to the rate increase, the BPU approved a revenue reduction in SJG's Temperature Adjustment Clause, a mechanism designed to reduce the impact of extreme fluctuations in temperatures on SJG and its customers. For the period ended May 31, 1996, weather in SJG's service area was significantly colder than the 20-year average, resulting in a $2.5 million credit due to customers' bills which is reflected in the 1996 results of operations.

          As part of the tariff changes approved, SJG initiated its BPU approved pilot program in April 1997 to give residential customers a choice of gas supplier. The program will be open to the first 10,000 residential customers who apply for this service and is designed to run until June 30, 1998, or later if approved by the BPU. Under the applicable rate schedule, amounts billed to participants in the program will be reduced for cost of gas charges and applicable gross receipts taxes. This decrease in revenues will be offset by a corresponding decrease in SJG's gas costs and taxes under SJG's BPU-approved fuel clause. Accordingly, SJG believes that the program will not affect its net income, financial condition or margins. In addition, because the program affects only 4% of SJG's residential customers, and not all of those customers may elect to purchase gas from other suppliers, SJG believes that any reduction in revenue will not be material. SJG further expanded the choices available to commercial and industrial customers.

3.   RELATED PARTY TRANSACTIONS:

          SJG has contracted with R & T Group, Inc., a wholly owned subsidiary of Industries, for general utility construction and environmental remediation services costing approximately $1,825,900 and $969,900 for the three months ended March 31, 1997 and 1996, respectively. Amounts payable to R & T Group, Inc. relating to these services were $919,300 and $837,800 at March 31, 1997 and 1996, respectively.

                     SOUTH JERSEY GAS COMPANY

                   NOTES TO FINANCIAL STATEMENTS
                            (Continued)


3.   RELATED PARTY TRANSACTIONS:  (Continued)

          SJG engages in sales of natural gas for resale pursuant to Section 284.402 of the Regulations of the Federal Energy Regulatory Commission which included sales to South Jersey Energy Company (SJE) and South Jersey Fuel Company (SJF), affiliates by common ownership of Industries. Sales to SJE approximated $-0- and $184,700 for the three months ended
     March 31, 1997 and 1996, respectively. The amount due from SJE relating to these sales was $14,500 at March 31, 1996. Sales to SJF approximated $663,800 for the three months ended
     March 31, 1996. There have been no sales to SJF during the three months ended March 31, 1997.

4.   FEDERAL INCOME TAXES:

          SJG is included in the consolidated Federal Income tax return filed by Industries. The aggregate amounts of current and deferred tax expense for the three months ended
     March 31, 1997 and 1996 are shown below (in thousands):

                                  Three Months Ended
                                       March 31,
                                     1997     1996
                                   -------  -------
               Current             $ 7,678  $ 8,722
               Deferred                748      493
                                   -------  -------
                 Net Federal
                  Income Taxes     $ 8,426  $ 9,215
                                   =======  =======

          As of March 31, 1997 and 1996, income taxes due to Industries were approximately $6,041,000 and $8,231,800, respectively.

          The actual taxes, including credits, are allocated by Industries to its subsidiaries generally on a separate return basis. Federal Income Taxes differ from taxes that would result from applying statutory rates in 1997 and 1996 due primarily to the BPU ordered flow back of excess deferred Federal Income Taxes and previously deferred expense, and the amortization of Investment Tax Credits (ITC) (See Note 6).

          Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of SJG's net deferred tax liability at March 31, 1997 and 1996, are as follows (in thousands):

                     SOUTH JERSEY GAS COMPANY

                   NOTES TO FINANCIAL STATEMENTS
                            (Continued)


4.   FEDERAL INCOME TAXES:  (Continued)

                                          1997           1996
     Deferred Tax Liabilities:          -------        -------
       Tax Depreciation over
         Book Depreciation              $61,011        $57,892

       Difference between Book and
         Tax Basis of Property            5,286          4,809

       Deferred Fuel Costs                3,892          1,035

       Deferred Regulatory Costs          1,131          1,270

       Environmental Remediation Costs    5,836          4,166

       Excess Protected                   3,534          3,616

       Gross Receipts Taxes               1,529          1,669

       Other                              3,763          3,782
                                        -------        -------
          Total Deferred
            Tax Liabilities              85,982         78,239
                                        -------        -------
     Deferred Tax Assets:
       Alternative Minimum Tax              694          3,192

       ITC Basis Gross Up                 3,156          3,358

       Other                              3,165          3,283
                                        -------        -------
          Total Deferred Tax Assets       7,015          9,833
                                        -------        -------
          Net Deferred Tax Liability    $78,967        $68,406
                                        =======        =======

5.   LONG-TERM DEBT:
                                           Principal Outstanding
                                                 March 31,
                                              (In Thousands)
                                            -------------------
                                              1997       1996
     First Mortgage Bonds:                  --------   --------
       9.2%    Series due 1998. . . . . .   $      0   $  2,667
       8.19%   Series due 2007. . . . . .     25,000     25,000
       10 1/4% Series due 2008. . . . . .     25,000     25,000
       9%      Series due 2010. . . . . .     28,437     30,625
       6.95%   Series due 2013. . . . . .     35,000     35,000
       7.7%    Series due 2027 (A). . . .     35,000          0

                     SOUTH JERSEY GAS COMPANY

                   NOTES TO FINANCIAL STATEMENTS
                            (Continued)

5.   LONG-TERM DEBT:  (Continued)

     Unsecured Notes:
       Term Note, 8.47% due 2001. . . . .     10,714     12,857
       Debenture Notes, 8.6% due 2010 . .     30,000     30,000
                                            --------   --------
     Total Long-Term Debt Outstanding . .    189,151    161,149

     Less Current Maturities. . . . . . .      6,603      6,553
                                            --------   --------
     Long-Term Debt . . . . . . . . . . .   $182,548   $154,596
                                            ========   ========

     (A)  On March 21, 1997, SJG sold $35,000,000 of its 7.7%
          Series First Mortgage Bonds due 2027.

 6.   RETAINED EARNINGS:

          SJG is restricted under its First Mortgage Indenture, as supplemented, as to the amount of cash dividends or other distributions that may be paid on its common stock. SJG had retained earnings free of such restriction of approximately $60.8 million at March 31, 1997.

 7.   COMMITMENTS AND CONTINGENCIES:

          Construction Commitments - The estimated cost of construction and environmental remediation programs of SJG for the year 1997 aggregates $57.7 million and, in connection therewith, certain commitments have been made.

          Gas Supply Contracts - SJG, in the normal course of conducting business, has entered into long-term contracts for natural gas supplies, firm transportation, and firm gas storage service. The earliest expiration of any of the gas supply contracts is 1998. All of the transportation and storage service agreements between SJG and its interstate pipeline suppliers are provided under Federal Energy Regulatory Commission (FERC) approved tariffs. SJG's cumulative obligation for demand charges paid to its suppliers for all of these services is approximately $5.2 million per month which is recovered on a current basis through the LGAC.

          Pending Litigation - The Company is subject to claims which arise in the ordinary course of its business and other legal proceedings. A group of Atlantic City casinos filed a petition with the BPU on January 16, 1996, alleging overcharges of over $10.0 million, including interest. Management believes that charges to the casinos were based on applicable tariffs and that the casinos were not qualified under less expensive rate schedules, as claimed. Management believes that the ultimate impact of these actions will not

                     SOUTH JERSEY GAS COMPANY

                   NOTES TO FINANCIAL STATEMENTS
                            (Continued)

 7.   COMMITMENTS AND CONTINGENCIES:  (Continued)

     materially affect SJG's financial position, results of operations or liquidity.

          Environmental Remediation Costs - SJG has incurred and recorded certain costs for environmental remediation of sites where SJG or predecessor companies operated gas manufacturing plants. Manufactured gas operations were terminated at all SJG sites more than 30 years ago.

          Since the early 1980s, SJG has recorded environmental remediation costs of $71.9 million, of which $30.2 million has been expended as of March 31, 1997. SJG, with the assistance of an outside consulting firm, estimates that total future expenditures to remediate the sites will range from $41.7 million to $150.2 million. The lower end of this range has been recorded as a liability and is reflected on the balance sheet under the captions "Current Liabilities" and "Deferred Credits and Other Non-Current Liabilities". Recorded environmental remediation costs do not directly affect earnings because those costs are deferred and, when expended, recovered through rates over 7-year amortization periods as authorized by the BPU. Amounts accrued for future expenditures have not been adjusted for future insurance recoveries, which management is pursuing. SJG has received $4.2 million of insurance recoveries as of March 31, 1997. These proceeds were first used to offset legal fees incurred in connection with those recoveries and the excess was used to reduce the balance of deferred environmental remediation costs. Recorded amounts include estimated costs to be incurred based on projected investigation and remediation work plans using existing technologies. Actual expenditures could differ from the estimates due to the long-term nature of the projects and changing technology, government regulations and site specific requirements.

          As a result of the 7-year recovery mechanism, SJG does not expense environmental costs for former gas manufacturing sites when incurred and defers costs to be recovered. SJG has two regulatory assets associated with environmental cost. The first regulatory asset is titled "Environmental Remediation Cost: Expended -Net". These expenditures represent actual cost incurred to remediate former gas manufacturing plant sites. These costs meet the requirements of FASB No. 71, "Accounting for the Effects of Certain Types of Regulation". The BPU has allowed recovery of these expenditures through July 1995 and a petition to recover these costs through July 1996 is pending before the BPU.

          The other regulatory asset titled "Environmental
     Remediation Cost: Liability for Future Expenditures" relates to estimated future expenditures determined under the guidance of FASB No. 5, "Accounting for Contingencies". This

                     SOUTH JERSEY GAS COMPANY

                   NOTES TO FINANCIAL STATEMENTS
                            (Continued)

 7.   COMMITMENTS AND CONTINGENCIES:  (Continued)

     amount, which relates to former manufactured gas plant sites has been recorded as a deferred debit with the corresponding amount reflected in Current Liabilities and Deferred Credits and Other Non-Current Liabilities, as appropriate. The deferred debit is a regulatory asset under FASB No. 71 because the BPU's intent, as evidenced by its current practice, is to provide recovery sufficient in amount to recover the deferred costs after they have been expended.

          SJG makes annual filings with the BPU to recover these costs in rates. The BPU has consistently allowed the full recovery over such 7-year periods, and SJG believes the BPU will continue to do so. As of March 31, 1997, SJG has unamortized remediation expenditures of $15.9 million which are reflected on the balance sheet under the caption "Deferred Debits". Since BPU approval of the RAC mechanism in August 1992, SJG has recovered $10.1 million through rates as of March 31, 1997.

 8.  COMMON EQUITY:

          On March 26, 1997, SJG received $25.6 million as a contribution of capital from Industries. Contributions of capital are credited to Other Paid-In Capital and Premium on Common Stock.

 9.  SUBSEQUENT EVENTS:

          On May 2, 1997, SJG's statutory trust subsidiary, SJG Capital Trust (Trust), established in the State of Delaware on March 24, 1997, sold $35.0 million of 8.35% SJG-obligated Mandatorily Redeemable Preferred Securities. The Trust solely holds as an asset the 8.35% Deferrable Interest Subordinated Debentures issued by SJG which mature on April 30, 2037, the maturity date of the Preferred Securities. The Debentures and Preferred Securities are redeemable at the option of SJG at a redemption price equal to 100% of the principal amount thereof at any time on or after April 30, 2002. Future financial statements will reflect the consolidated balances and activity of both SJG and the Trust.

                     SOUTH JERSEY GAS COMPANY

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Overview

     SJG is a natural gas distribution company serving 255,900 customers at March 31, 1997, compared with 249,300 customers at March 31, 1996. Seasonal aspects affect SJG's reported revenues, inventories, receivables, operating expenses and cash flows, which are usually greater during the first and fourth quarters of the year.

Competition

     SJG franchises are non-exclusive. However, currently no other utility is providing retail gas distribution services within its territory. SJG does not expect any other utilities to do so in the foreseeable future because of the extensive investment required for utility plant and related costs. SJG competes with oil, propane and electricity suppliers for residential, commercial and industrial users. The market for natural gas sales is subject to competition as a result of deregulation. SJG has enhanced its competitive position while maintaining its margins through its initiative in obtaining an unbundled tariff which isolates the variable cost of the gas commodity component within SJG's rate structure. Under this tariff, substantially all of SJG's profits are derived from the transportation rather than the sale of the commodity since SJG does not generally add a profit mark-up to the cost of the commodity. Therefore, SJG is able to offer its commercial and industrial customers flexibility regarding choice of gas supply while SJG continues to recover its cost of service and fixed gas costs while providing and charging for transportation service. In April 1997, SJG initiated its BPU-approved pilot program to give certain of its residential customers a choice of gas suppliers (See "Operating Revenues"). In all of these respects, SJG has been a leader in addressing the changing marketplace while maintaining its focus on being a low-cost provider of natural gas and energy services.

Energy Adjustment Clauses

     SJG's tariff includes a Levelized Gas Adjustment Clause ("LGAC"), a Temperature Adjustment Clause ("TAC") and a Remediation Adjustment Clause ("RAC"). Such clauses are designed to permit adjustments for changes in gas supply costs, reduce the impact of extreme fluctuations in temperatures on SJG and its customers, and recover costs incurred in the remediation of former gas manufacturing plants. The BPU approved LGAC and RAC adjustments do not directly affect earnings because revenues are adjusted to match costs. The Company's base rates are designed based on twenty-year normal temperatures. When actual temperatures are colder than the twenty-year average, the Company sells more gas than was anticipated generating higher revenues and net income. Conversely, when actual temperatures are warmer than normal, the Company sells less gas and revenues and net income are lower than projected.

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Energy Adjustment Clauses (Continued)

     The TAC dampens the effect of these peaks and valleys (and thus moderates the effect of weather extremes on SJG's revenues) by giving customers a credit against higher usage in colder weather and giving SJG a surcharge on lower usage in warmer weather. TAC adjustments therefore affect revenue, income and cash flows.

Results of Operations - First Quarter Ended March 31, 1997
Compared to First Quarter Ended March 31, 1996

Operating Revenues

     In 1997, revenues decreased $19.6 million from 1996. The revenue decrease is principally due to lower volume firm and off-system sales resulting from weather which was approximately
14.2 percent warmer than 1996. The impact of lower volume sales was partially offset by capacity release revenue, an average net increase of approximately 6,400 customers and an increase in rates effective January 27, 1997. Total sales margin (revenues less cost of gas, gross receipts and income taxes) decreased in 1997 principally due to the decreased firm revenues.

     In April 1997, SJG initiated its BPU approved pilot program to give residential customers a choice of gas supplier. The program will be open to the first 10,000 residential customers who apply for this service and is designed to run until June 30, 1998, or later if approved by the BPU. Under the applicable rate schedule, amounts billed to participants in the program will be reduced for cost of gas charges and applicable gross receipts taxes. This decrease in revenues will be offset by a corresponding decrease in SJG's gas costs and taxes under SJG's BPU-approved fuel clause. Accordingly, SJG believes that the program will not affect its net income, financial condition or margins. In addition, because the program affects only 4% of SJG's residential customers, and not all of those customers may elect to purchase gas from other suppliers, SJG believes that any reduction in revenue will not be material.

     The following is a summary of changes in operating revenue and throughput by major category for the 1997 quarter compared with 1996:

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Operating Revenues (Continued)
                                              1997 vs. 1996
                                              -------------
     Operating Revenues (Thousands):
       Firm
         Residential                              $ (6,179)
         Commercial                                 (4,027)
         Industrial                                   (647)
         Cogeneration & Electric Generation         (3,290)
         Firm Transportation                            69
                                              ------------
           Total Firm                              (14,074)

       Interruptible                                   542
       Interruptible Transportation                    413
       Off-System                                   (8,406)
       Capacity Release & Storage                    1,703
       Other                                           215
                                              ------------
           Total Operating Revenues               $(19,607)
                                              ============
     Throughput (MMcf):
       Firm
         Residential                                (1,420)
         Commercial                                   (849)
         Industrial                                   (119)
         Cogeneration & Electric Generation         (1,105)
         Firm Transportation                         1,526
                                              ------------
           Total Firm Throughput                    (1,967)

       Interruptible                                    94
       Interruptible Transportation                    777
       Off-System                                   (1,597)
       Capacity Release & Storage                    7,062
                                              ------------
           Total Throughput                          4,369
                                              ============

Gas Purchased for Resale

     Gas purchased for resale decreased $15.7 million in 1997 compared with 1996 due principally to lower volume sales. Sources of gas supply include both contract and open-market purchases.
SJG is responsible for securing and maintaining its own gas supplies to serve its customers.

     SJG has entered into long-term contracts for natural gas supplies, firm transportation, and firm gas storage service. The earliest expiration of any of these contracts is 1998. All of the transportation and storage service agreements between SJG and its interstate pipeline suppliers are provided under tariffs approved by the Federal Energy Regulatory Commission. SJG's cumulative obligation for demand charges for all of these services is approximately $5.2 million per month which is recovered on a current basis through its LGAC.

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Operations

     A summary of net changes in utility operations for the 1997 quarter compared with the year preceding is as follows (in thousands):

                                                 1997 vs. 1996
                                                 -------------

     Other Production Expense                       $  (19)
     Transmission                                       (8)
     Distribution                                       54
     Customer Accounts and Services                     20
     Sales                                              50
     Administrative and General                        180
                                                    ------
                                                    $  277
                                                    ======

     Administrative and General costs increased in 1997 principally due to increased salary and employee benefit costs, partially offset by decreases in outside service costs.

Other Operating Expenses

     A summary of principal changes in other expenses for the 1997 quarter compared with the same quarter in the preceding year is as follows (in thousands):

                                      1997 vs. 1996
                                      -------------

     Maintenance                         $  213
     Depreciation                           259
     Federal Income Taxes - Net            (788)
     Gross Receipts & Franchise
       and Other Taxes                   (2,092)

     The increase in maintenance expense is principally due to increased utility production plant maintenance. Depreciation is higher in 1997 principally due to increased investment in property, plant and equipment by SJG. Federal Income Tax changes reflect the impact of changes in pre-tax income. The changes in Gross Receipts & Franchise Taxes in 1997 are due to changes in volumes of gas sold, which are subject to those taxes.

Interest

     Interest charges increased slightly in 1997 compared with 1996. The increase is principally due to the effects of increased levels of short-term debt outstanding, partially offset by lower levels of long-term debt outstanding.

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Net Income Applicable to Common Stock

     Net income (in thousands) and earnings per common share reflect the following changes:

                                     1997 vs. 1996
                                     -------------

     Net Income Decrease                $(1,754)
                                        =======
     Earnings per Share Decrease         $(0.75)
                                        =======

     The details affecting the decrease in net income and earnings per share are discussed under the appropriate captions above.

Liquidity

     The seasonal nature of gas operations, the timing of construction and remediation expenditures and related permanent financing, as well as mandated tax and sinking fund payment dates require large short-term cash requirements. These are generally met by cash from operations and short-term lines of credit. The Company maintains short-term lines of credit with a number of banks, aggregating $144.0 million of which $106.8 million was available at March 31, 1997. The credit lines are uncommitted and unsecured with interest rates below the prime rate.

     The changes in cash flows from operating activities are as follows:

                                               Quarter Ended
                                                 March 31,
                                               -------------
                                               1997 vs. 1996
                                               -------------
     Increases/(Decreases):
     Net Income                                   $ (1,754)
     Depreciation                                       10
     Revenues and Fuel Costs Deferred - Net          1,991
     Deferred and Non-Current Federal
      Income Taxes - Net                               255
     Environmental Remediation Costs-Net                (9)
     Accounts Receivable                            10,562
     Inventories                                     3,454
     Gross Receipts & Franchise Taxes               (2,046)
     Accounts Payable and Other Accrued
      Liabilities                                  (15,530)
     Other - Net                                       120
                                                  --------
                                                  $ (2,947)
                                                  ========

     Depreciation and Amortization are non-cash charges to income and do not impact cash flow. Changes in depreciation cost reflect the effect of additions and reductions to fixed assets.

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Liquidity (Continued)

     Increases in Revenues and Fuel Costs Deferred - Net reflect the impact of overcollection of fuel costs or the recovery of previously deferred fuel costs. Decreases reflect the impact of payments or credits to customers for amounts previously overcollected or the undercollection of fuel costs resulting from increases in natural gas costs.

     Increases in Deferred and Non-Current Federal Income Taxes and Credits - Net represent the excess of taxes accrued over amounts paid. Decreases reflect the impact of taxes paid in excess of amounts accrued. Generally, deferred income taxes related to deferred fuel costs will be paid in the next year.

     Changes in Environmental Remediation Costs - Net represent the difference between amounts collected under the RAC and through insurance recoveries and remediation expenditures.

     Changes in Accounts Receivable are generally weather and price related. Increases generate cash flows when collected in subsequent periods.

     Changes in Inventory reflect the impact of seasonal requirements, temperatures and price changes.

     Changes in Accounts Payable and Other Current Liabilities reflect the impact of timing differences between the accrual and payment of costs.

     Changes in Gross Receipts & Franchise Taxes reflect the impact of the excess of taxes paid over taxes accrued. However, there are significant timing differences in cash flows during the year since SJG must pay the full year's tax on April 1 of each year and amortize any prepaid tax over the remainder of the year, on the basis of gas volumes sold. SJG uses short-term borrowings to make these tax payments and, accordingly, this results in a temporary increase in the short-term debt level. The carrying costs for these timing differences are recognized in base utility rates.

Regulatory Matters

     On January 27, 1997, the BPU granted SJG a rate increase of $6.0 million based on a 9.62 percent rate of return on rate base, which included an 11.25 percent return on equity. Revenue requirements for ratemaking purposes are established on the basis of firm and interruptible sales projections. The majority of this increase will come from residential and small commercial customers. As part of this rate increase, SJG is allowed to retain the first $5.0 million of pre-tax margins generated by interruptible and off-system sales and transportation and 20 percent of pre-tax margins above that level. In 1997 and 1998, this $5.0 million threshold will be increased by the annual revenue requirement associated with specified major construction projects. These sharing formula improvements are expected to result in additional rate relief of approximately $1.4 million in

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Regulatory Matters (Continued)

1997 and $1.8 million in 1998. In May 1997, SJG filed to recover additional post-retirement benefit costs of approximately $1.2 million annually. This recovery is expected to begin in 1998. In addition, part of the increase will be recovered from customers through new service fees which charge specific customers for costs which they cause SJG to incur.

     Rates of return are calculated by weighting SJG's individual capital cost rates by the proportion of each respective type of capital. This requires the selection of appropriate capital structure ratios and a determination of the cost rate for each capital component which are determined in each rate proceeding.

     In setting a rate of return, the BPU must provide a utility and its investors with a return that is commensurate with the risk to which the invested capital is exposed so that the utility has access to the capital required to meet its public service responsibility.

     Also on January 27, 1997, the BPU approved SJG's request for a $2.5 million revenue reduction through the TAC, which is the standard BPU procedure used to credit customers with excess revenues, previously collected from customers, which were in excess of allowed revenues determined under the TAC. See Energy Adjustment Clauses. This revenue reduction reflects the normal operation of the TAC, as does the BPU's confirmation of the decrease.

     In April 1996, SJG received BPU approval to increase its rates to recover approximately $8.0 million of increased natural gas costs through the LGAC.

     The adoption of FASB No. 109, "Accounting for Income Taxes" in 1993 primarily resulted in the creation of a regulatory asset and a deferred income tax liability. As a result of positions taken in the 1994 rate case, the amortization of the asset is being recovered through rates over an 18-year period which began in December 1994. Also, FASB No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", adopted by SJG in 1993, requires an accrual basis of accounting for retiree benefit payments during the years of employment. SJG has elected to recognize the unfunded transition obligation over a 20-year period which began in 1993. SJG had previously recovered these costs through rates on a pay-as-you-go basis. A December 1994 BPU order provided for partial recovery of costs associated with FASB No. 106 and prescribes continued deferral of unrecovered costs. SJG was initially seeking recovery of this asset in its recently completed rate proceeding; however, the BPU initiated a generic proceeding to address the recovery of these costs by all utilities in the State. Phase I of the generic proceeding was completed in January 1997 and SJG has made a prescribed filing with the BPU to recover additional postretirement benefit costs of approximately $1.2 million annually, beginning in 1998. Also, beginning in 1995, an external trust was established towards

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Regulatory Matters (Continued)

funding postretirement benefit costs for the purpose of contributing costs recovered from ratepayers as authorized by the BPU. Rate recovery in excess of SJG's pay-as-you-go requirement is contributed to the trust and provides no operating benefit to SJG except to the extent that trust income would reduce future net periodic cost. Contributions to the trust amounted to $2.1 million in 1996. The balance of this regulatory asset amounted to $5.4 million at March 31, 1997.

     SJG has incurred and recorded certain costs for environmental remediation of sites where SJG or predecessor companies operated gas manufacturing plants. Manufactured gas operations were terminated at all SJG sites more than 30 years ago.

     Since the early 1980's, the Company has recorded environmental remediation costs of $74.8 million, of which $31.0 million has been expended as of March 31, 1997. SJG, with the assistance of an outside consulting firm, estimates that total future expenditures to remediate the sites will range from $41.7 million to $150.2 million. The lower end of this range has been recorded as a liability and is reflected on the balance sheet under the captions "Current Liabilities" and "Deferred Credits and Other Non-Current Liabilities". Recorded environmental remediation costs of SJG do not directly affect earnings because those costs are deferred and, when expended, recovered through rates over 7-year amortization periods as authorized by the BPU. Amounts accrued for future expenditures have not been adjusted for future insurance recoveries, which management is pursuing. SJG has received $4.2 million of insurance recoveries as of March 31, 1997. These proceeds were first used to offset legal fees incurred in connection with those recoveries and the excess was used to reduce the balance of deferred environmental remediation costs. Recorded amounts include estimated costs to be incurred based on projected investigation and remediation work plans using existing technologies. Actual expenditures could differ from the estimates due to the long-term nature of the projects and changing technology, government regulations and site specific requirements.

     The major portion of the recorded environmental remediation costs relate to the remediation of SJG's former gas manufacturing sites. SJG has recorded $71.9 million for the remediation of these sites, of which $30.2 million has been expended through March 31, 1997. As a result of the 7-year recovery mechanism, SJG does not expense environmental costs for former gas manufacturing sites when incurred and defers costs to be recovered. SJG has two regulatory assets associated with environmental cost. The first regulatory asset is titled "Environmental Remediation Cost:
Expended - Net". These expenditures represent actual costs incurred to remediate former gas manufacturing plant sites. These costs meet the requirements of FASB No. 71, "Accounting for the Effects of Certain Types of Regulation". The BPU has allowed recovery of these expenditures through July 1995 and a petition to recover these costs through July 1996 is pending before the BPU.

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Regulatory Matters (Continued)

     The other regulatory asset titled "Environmental Remediation
Cost: Liability for Future Expenditures" relates to estimated future expenditures determined under the guidance of FAS 5 "Accounting for Contingencies". This amount, which relates to former manufactured gas plant sites has been recorded as a deferred debit with the corresponding amount reflected in Current Liabilities and Deferred Credits and Other Non-Current Liabilities, as appropriate. The deferred debit is a regulatory asset under FAS 71 because the BPU's intent, as evidenced by its current practice, is to provide recovery sufficient in amount to recover the deferred costs after they have been expended.

     SJG makes annual filings with the BPU to recover expended remediation costs in rates. The BPU has consistently allowed the full recovery over such seven-year periods, and SJG believes the BPU will continue to do so. As of March 31, 1997, SJG has unamortized remediation expenditures of $15.9 million which are reflected on the balance sheet under the caption "Deferred Debits." Since BPU approval of the RAC mechanism in August 1992, SJG has recovered $10.1 million through rates as of March 31, 1997.

     SJG is subject to claims which arise in the ordinary course of its business and other legal proceedings. A group of Atlantic City casinos filed a petition with the BPU on January 16, 1996 alleging overcharges of over $10.0 million, including interest. Management believes that charges to the casinos were based on applicable tariffs and that the casinos were not qualified under less expensive rate schedules as claimed. Management believes that the ultimate impact of these actions will not materially affect SJG's financial position or results of operations.

Capital Resources

     SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment for the remediation of former coal gas manufacturing sites. Total construction and remediation expenditures for 1997 are estimated at $57.7 million, of which $12.3 million was expended through March 31, 1997. The costs for 1998 and 1999 are estimated at approximately $65.0 million and $58.9 million, respectively. These investments are expected to be funded from several sources, which may include cash generated by operations, temporary use of short-term debt, sale of first mortgage bonds and capital leases.

     On March 21, 1997, SJG sold $35.0 million of its First
Mortgage Bonds, 7.7% Series due 2027.

     On May 2, 1997, SJG's statutory trust subsidiary, SJG Capital Trust, established in the State of Delaware on March 24, 1997, sold $35.0 million of 8.35% SJG-obligated Mandatorily Redeemable Preferred Securities maturing on April 30, 2037. The Trust solely holds as an asset the 8.35% Deferrable Interest Subordinated

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Capital Resources (Continued)

Debentures issued by SJG which mature on April 30, 2037.  The
Debentures and Preferred Securities are redeemable at the option of SJG at a redemption price equal to 100% of the principal amount thereof at any time on or after April 30, 2002.

     In January 1996, SJG redeemed a total of $5,258,000 of its 8-1/4% Series First Mortgage Bonds maturing in 1996 and 1998. In
April 1996, SJG redeemed the remaining balance of its 9.2% Series
First Mortgage Bonds due 1998 amounting to $2,667,000.

Inflation

     The ratemaking process provides that only the original cost of utility plant is recoverable in revenues as depreciation. Therefore, the excess cost of utility plant, stated in terms of current cost over the original cost of utility plant, is not presently recoverable. While the ratemaking process gives no recognition to the current cost of replacing utility plant, based on past practices, SJG believes it will be allowed to earn on the increased cost of its net investment as replacement of facilities actually occurs.

Summary

     The company is confident it will have sufficient cash flow to meet its operating, capital and dividend needs and is taking and will take such actions necessary to employ its resources effectively.

                  PART II  --  OTHER INFORMATION



Item l.   Legal Proceedings

          Information required by this Item is incorporated by reference to Part I, Item 1, Note 7, on pages 11 through 13, excluding the first two paragraphs, regarding contingencies, including pending litigation and the remediation and clean-up of certain sites which included manufactured gas operations.


Item 6.   Exhibits and Reports on Form 8-K

     b. No reports on Form 8-K were filed during the quarter for which this report is filed.

                            SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   SOUTH JERSEY GAS COMPANY
                                        (Registrant)





Dated:  May 13, 1997         By:  /s/ William J. Smethurst, Jr.
                                  -----------------------------
                                   William J. Smethurst, Jr.
                                   Vice President & Treasurer





Dated:  May 13, 1997         By:  /s/ George L. Baulig
                                  -----------------------------
                                   George L. Baulig
                                   Secretary

                     SOUTH JERSEY GAS COMPANY

                         Index to Exhibits



  Exhibit
  Number                             Description
  -------                            -----------

    27                Financial Data Schedule

                      (Submitted only in electronic format to the Securities and Exchange Commission).